Form 10-Q
period 2017-03-31
Rice Energy Operating LLC
filed 2017-05-10
CIK 1624644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

(724) 271-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

The number of common units outstanding as of May 10, 2017: 243,095,199 common units, none of which were publicly traded.

RICE ENERGY OPERATING LLC
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity and capital required for our development program;

•	realized natural gas, natural gas liquid (“NGL”) and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	our future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	our marketing of natural gas, NGLs and oil;

•	our leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	operations of Rice Midstream Partners LP;

•	monetization transactions, including asset sales to Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; risks relating to joint venture operations; and the other risks described under the heading “Item 1A. Risk Factors” in our 2016 Annual Report.
Reserve engineering is a process of estimating underground accumulations of natural gas, NGLs and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas, and NGLs and oil that are ultimately recovered.
Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy Operating,” the “Company,” “REO,” “we”, “our,” “us” or like terms when discussing periods:

•	prior to October 19, 2016, refer to Rice Energy Appalachia, LLC and its consolidated subsidiaries; and

•	subsequent to October 19, 2016, refer to Rice Energy Operating LLC, formerly known as Rice Energy Appalachia LLC, and its consolidated subsidiaries;

•	“Rice Energy” refers to Rice Energy Inc. (NYSE: RICE), the parent company of Rice Energy Operating;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a subsidiary of Rice Energy Operating;

•	“RMP” or the “Partnership” refers to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy Operating;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy Operating;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC; and

•	the “Vantage Acquisition” refers to Rice Energy’s acquisition of Vantage and its subsidiaries.

Explanatory Note
This Quarterly Report on Form 10-Q is filed by Rice Energy Operating, which is a holding company that owns the subsidiaries that directly and indirectly own and operate the business. Prior to the Vantage Acquisition, which was completed on October 19, 2016, Rice Energy Operating was a wholly-owned subsidiary of Rice Energy, and was formerly known as Rice Energy Appalachia, LLC. As of March 31, 2017, Rice Energy owned an 84.36% membership interest in Rice Energy Operating, and the Vantage Sellers (defined herein) owned a 15.64% membership interest in Rice Energy Operating. Because Rice Energy Operating was the co-obligor of registered debt securities and was no longer wholly-owned by Rice Energy as of March 31, 2017, Rice Energy Operating is required to file this Quarterly Report on Form 10-Q.
In addition, in connection with the closing of the Vantage Acquisition, Rice Energy Operating entered into a Debt Assumption Agreement (defined herein) dated as of October 19, 2016 with Rice Energy, pursuant to which Rice Energy Operating agreed to be the primary obligor of the Notes (defined herein) and certain entities acquired in the Vantage Acquisition became wholly-owned subsidiaries of Rice Energy Operating and guarantors of the Notes. For purposes of the Rice Energy Operating financial statements, certain items have been pushed down from Rice Energy, which are described in further detail within this Quarterly Report. In addition, under current federal and state income tax laws and regulations, because Rice Energy Operating, as of October 19, 2016, is a multi-member limited liability company that has not elected to be taxed as a corporation, it is treated as a partnership for income tax reporting purposes and is generally not subject to income taxes. As such, no provision has been made for federal, state or local income taxes associated with the results of operations generated by Rice Energy Operating subsequent to October 19, 2016 because such taxes are the responsibility of its unitholders.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Rice Energy Operating LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$429,280	$467,287
Accounts receivable	239,901	218,590
Prepaid expenses and other	2,154	2,407
Total current assets	671,335	688,284

Gas collateral account	5,332	5,332
Property, plant and equipment, net	6,209,037	6,092,289
Deferred financing costs, net	34,613	36,384
Goodwill	879,011	879,011
Intangible assets, net	44,124	44,525
Other non-current assets	474	475
Derivative assets	51,626	11,435
Long-term receivable from parent	10,072	18,847
Total assets	$7,905,624	$7,776,582

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$49,458	$17,319
Royalties payable	125,054	87,098
Current payable to parent	123,178	94,546
Accrued capital expenditures	148,177	124,700
Leasehold payable	18,318	22,869
Derivative instruments	97,998	67,345
Other accrued liabilities	98,974	86,382
Total current liabilities	661,157	500,259

Long-term liabilities:
Long-term debt	1,543,380	1,522,481
Leasehold payable	12,518	9,237
Derivative instruments	9,816	17,430
Other long-term liabilities	76,168	72,489
Total liabilities	2,303,039	2,121,896

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 10)	383,233	382,525

Unitholders’ capital:
Rice Energy Inc. unitholders’ capital	2,617,116	2,615,017
Vantage Sellers unitholders’ capital	1,269,285	1,342,690
Unitholders’ capital before noncontrolling interest	3,886,401	3,957,707
Noncontrolling interests in consolidated subsidiaries	1,332,951	1,314,454
Total liabilities and unitholders’ capital	$7,905,624	$7,776,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Operating LLC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2017	2016
Operating revenues:
Natural gas, oil and natural gas liquids sales	$356,834	$112,442
Gathering, compression and water services	30,343	24,552
Other revenue	6,629	2,948
Total operating revenues	393,806	139,942

Operating expenses:
Lease operating (1)	22,649	11,071
Gathering, compression and transportation	39,426	28,132
Production taxes and impact fees	6,153	1,651
Exploration	4,012	990
Midstream operation and maintenance (1)	6,650	9,622
Incentive unit expense	2,883	24,142
Impairment of gas properties	92,355	—
Impairment of fixed assets	—	2,595
General and administrative (1)(2)	33,824	24,873
Depreciation, depletion and amortization	136,878	79,185
Acquisition expense	207	472
Amortization of intangible assets	402	408
Other expense	6,158	4,191
Total operating expenses	351,597	187,332

Operating income (loss)	42,209	(47,390)
Interest expense	(27,023)	(24,521)
Other income	180	214
(Loss) gain on derivative instruments	(14,779)	70,179
Amortization of deferred financing costs	(2,652)	(1,552)
Loss before income taxes	(2,065)	(3,070)
Income tax benefit	—	6,375
Net (loss) income	(2,065)	3,305
Less: Net income attributable to noncontrolling interests	(27,834)	(20,893)
Net loss attributable to Rice Energy Operating	(29,899)	(17,588)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(8,332)	(3,458)
Net loss attributable to Rice Energy Operating common unitholders	$(38,231)	$(21,046)

(1)
For the three months ended March 31, 2017, stock-based compensation expense of $0.2 million and $5.1 million is included in lease operating and general and administrative expense, respectively. In addition, for the three months ended March 31, 2016, stock-based compensation expense of $0.1 million, $0.1 million and $4.6 million was included in lease operating, midstream operation and maintenance and general and administrative expense. See Note 14 for additional information.

(2)	General and administrative expense includes charges from Rice Energy of $24.5 million and $23.4 million for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Operating LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2,065)	$3,305
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	136,878	79,185
Impairment of gas properties	92,355	—
Impairment of fixed assets	—	2,595
Amortization of deferred financing costs	2,652	1,552
Amortization of intangibles	402	408
Exploration	4,012	990
Incentive unit expense	2,883	24,142
Stock compensation expense	5,290	4,809
Derivative instruments fair value loss (gain)	14,779	(70,179)
Cash (payments) receipts for settled derivatives	(11,548)	64,062
Deferred income tax (benefit) expense	—	(6,375)
Changes in operating assets and liabilities:
Accounts receivable	(21,311)	1,389
Receivable from parent	(8,563)	—
Prepaid expenses and other assets	(76)	(590)
Accounts payable	11,784	(136)
Accrued liabilities and other	16,104	5,630
Payable to parent	4,565	4,634
Royalties payable	37,956	(11,180)
Net cash provided by operating activities	286,097	104,241

Cash flows from investing activities:
Capital expenditures for property and equipment	(297,856)	(275,773)
Acquisitions	(3,671)	(7,700)
Net cash used in investing activities	(301,527)	(283,473)

Cash flows from financing activities:
Proceeds from borrowings	20,000	90,000
Repayments of debt obligations	—	(81,317)
Distributions to the Partnership’s public unitholders	(19,083)	(8,284)
Debt issuance costs	(81)	(669)
Proceeds from issuance of non-controlling redeemable interest	—	373,942
Contribution to Strike Force Midstream by Gulfport Midstream, net	9,614	—
Distributions to parent	(25,255)	(145,107)
Preferred dividends to redeemable noncontrolling interest holders	(7,772)	—
Net cash (used in) provided by financing activities	(22,577)	228,565

Net (decrease) increase in cash	(38,007)	49,333
Cash at the beginning of the year	467,287	73,428
Cash at the end of the period	$429,280	$122,761

Supplemental disclosure of non-cash investing and financing activities:
Asset contribution to Strike Force Midstream by Gulfport Midstream	$—	$22,500
Capital expenditures financed by accounts payable	$34,713	$31,841
Capital expenditures financed by accrued capital expenditures	$148,177	$92,152
Conversion of common units into Rice Energy common stock	$69,157	$—
Natural gas properties financed through deferred payment obligations	$30,836	$11,675
Non-cash (distribution to) contribution from parent	$(6,595)	$12,779
Application of advances from joint interest owners	$—	$(4,366)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Operating LLC
Condensed Consolidated Statements of Unitholders’ Capital

(in thousands)	Rice Energy Inc. Unitholders’ Capital	Vantage Sellers Unitholders’ Capital	Unitholders’ Capital before Noncontrolling interest	Noncontrolling Interest	Total Unitholders’ Capital
Balance, January 1, 2016	$1,178,350	$—	$1,178,350	$624,571	$1,802,921
Distributions to member	(132,328)	—	(132,328)	—	(132,328)
Unit-based compensation	—	—	—	1,031	1,031
Preferred dividends and accretion of redeemable noncontrolling interests	(3,458)	—	(3,458)	—	(3,458)
Distributions to the Partnership’s public unitholders	—	—	—	(8,284)	(8,284)
Contribution from noncontrolling interest	—	—	—	22,500	22,500
Net (loss) income	(17,588)	—	(17,588)	20,893	3,305
Balance, March 31, 2016	1,024,976	—	1,024,976	660,711	1,685,687

Balance, January 1, 2017	2,615,017	1,342,690	3,957,707	1,314,454	5,272,161
Distributions to parent	(31,850)	(1,225)	(33,075)	—	(33,075)
Distributions to the Partnership’s public unitholders	—	—	—	(19,083)	(19,083)
Conversion of common units into Rice Energy common stock	69,157	(69,157)	—	—	—
Unit-based compensation	—	—	—	132	132
Preferred dividends and accretion of redeemable noncontrolling interests	(8,332)	—	(8,332)	—	(8,332)
Contribution to Strike Force Midstream by Gulfport Midstream, net	—	—	—	9,614	9,614
Net (loss) income	(26,876)	(3,023)	(29,899)	27,834	(2,065)
Balance, March 31, 2017	$2,617,116	$1,269,285	$3,886,401	$1,332,951	$5,219,352
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Operating LLC (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016 and its condensed consolidated statements of operations, cash flows and unitholders’ capital for the three months ended March 31, 2017 and 2016.
The accompanying condensed consolidated financial statements include the financial results of the Company, its wholly-owned subsidiaries and certain variable interest entities in which the Company is the primary beneficiary. See Note 13 for additional discussion of variable interest entities.
The Company is a direct, majority-owned subsidiary of Rice Energy Inc. (“Rice Energy”) and has no employees. As such, various employee-related costs such as payroll, stock compensation and incentive unit expense provided by Rice Energy for the benefit of the Company have been fully allocated to the Company and its subsidiaries. General and administrative expense incurred by Rice Energy on behalf of the Company has been reflected in the accompanying condensed consolidated financial statements. Additionally, Rice Energy has issued and completed public offerings, and the related proceeds are generally contributed to the Company to be utilized to fund capital expenditures and working capital requirements. Rice Energy has also entered certain contracts, such as hedging agreements and debt agreements, for the benefit of the Company, and, as such, the corresponding costs and benefits have been pushed down from Rice Energy to the Company. Amounts associated with the items pushed down from Rice Energy have been recorded within the current and long-term receivable from parent and current and long-term payable to parent captions within the condensed consolidated balance sheets.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes therein for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) by the Company in its Annual Report on Form 10-K (the “2016 Annual Report”). All intercompany transactions have been eliminated in consolidation.

2.	Acquisitions
Vantage Acquisition
On October 19, 2016, Rice Energy completed the acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”) pursuant to the terms of the Purchase and Sale Agreement (the “Vantage Purchase Agreement”) dated September 26, 2016 between and among Rice Energy, Vantage Energy Investment LLC, Vantage Energy Investment II LLC and Vantage. Pursuant to the terms of the Vantage Purchase Agreement, the Company acquired Vantage from certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) for approximately $2.7 billion, which consisted of approximately $1.0 billion in cash, the assumption of net debt of approximately $707.0 million and the issuance of 40.0 million common units in the Company that were immediately exchangeable into 40.0 million shares of common stock of Rice Energy, valued at approximately $1.0 billion.
On September 26, 2016, Rice Energy entered into a Purchase and Sale Agreement (the “Midstream Purchase Agreement”) by and between Rice Energy and Rice Midstream Partners LP (the “Partnership”). Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”) (the “Vantage Midstream Acquisition”). The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. The Vantage Midstream Entities, which became wholly-owned subsidiaries of the Partnership upon the completion of the acquisition of the Vantage Midstream Entities, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, the Partnership paid Rice Energy $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of a private placement of Partnership common units and borrowings under its revolving credit facility.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allocation of Purchase Price
The following table summarizes the preliminary purchase price and the preliminary estimated values of assets and liabilities assumed based on the fair value as of October 19, 2016, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. Approximately $369.0 million and $455.4 million of goodwill has been allocated to the Exploration and Production segment and Rice Midstream Partners segment, respectively. The amount of goodwill allocated to the Rice Midstream Partners segment includes an acquired 67.5% interest in the Wind Ridge system previously owned by Access Midstream Partners. The Partnership acquired the Wind Ridge system in connection with the Vantage Midstream Acquisition for approximately $14.3 million, of which $10.9 million was ascribed to property and equipment and $3.4 million to goodwill. Additionally, as a result of the enhanced cash flow distribution to Rice Midstream GP Holdings LP (“GP Holdings”) expected to result from the Vantage Midstream Acquisition, the Company, through its preliminary purchase price allocation of the Vantage Acquisition, ascribed additional goodwill of $15.4 million to the Rice Midstream Partners segment. Goodwill primarily relates to the Company’s ability to control the Vantage acquired assets and recognize synergies related to administrative and capital efficiencies, extended laterals, the creation of additional contiguous leasing opportunities not previously available and additional dedicated acreage.
Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, title defect analysis. The Company expects to complete the purchase price allocation once it has received all of the necessary information. Prior to the completion of the Company’s purchase price allocation, the value of the assets and liabilities may be revised as appropriate.

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
The valuation of the Company’s common units issued as consideration was primarily calculated based upon Level 1 inputs. The common unit value was included as an input in determining the fair value of the noncontrolling interests, which were further adjusted using level 3 inputs to reflect the value of ownership retained by the Vantage Sellers. Upon the

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

redemption of certain common units during the first quarter of 2017, the Vantage Sellers held a 15.64% ownership interest in the Company as of March 31, 2017.
Post-Acquisition Operating Results
The acquired entities contributed the following to the Company’s consolidated operating results for the three months ended March 31, 2017.

(in thousands)
Revenue attributable to Rice Energy Operating	$95,836
Net loss attributable to Rice Energy Operating	$(37,258)
Unaudited Pro Forma Information
The following table presents unaudited pro forma combined financial information for the three months ended March 31, 2016, which presents the Company’s results as though the Vantage Acquisition had been completed at January 1, 2016. The pro forma combined financial information is not necessarily indicative of the results that might have actually occurred had the Vantage Acquisition been completed at January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

Pro Forma
(in thousands, except per share data)	Three Months Ended March 31, 2016
Operating revenues	$190,086
Net income	$27,903
Less: Net income attributable to noncontrolling interest	$(27,384)
Net income attributable to Rice Energy Operating	$519

3.	Impairment
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
As of March 31, 2017, the Company identified significant declines in forward Waha basis differentials, which is the primary sales point for its Fort Worth Basin production. Such expected prolonged declines indicated a potential impairment trigger, and, as a result, the Company performed an asset recoverability test of its Fort Worth Basin properties. Based upon the results of the recoverability assessment, the Company concluded that the carrying value of its Fort Worth Basin properties exceeded its undiscounted cash flows. The fair value of the Fort Worth Basin proved properties was determined using a combination of the market and income approach to determine fair value. Significant inputs to the valuation of the discounted cash flows of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management which included Level 3 unobservable inputs to the fair value measurement. The difference between the carrying value and fair value resulted in an asset impairment of $92.4 million within the Exploration and Production segment for the period ended March 31, 2017.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. An allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. Allowances for uncollectible accounts were not material for the periods presented. Accounts receivable as of March 31, 2017 and December 31, 2016 are detailed below.

(in thousands)	March 31, 2017	December 31, 2016
Joint interest	$83,899	$53,577
Natural gas sales	138,935	145,887
Other	17,067	19,126
Total accounts receivable	$239,901	$218,590
5.    Long-Term Debt
The Company became co-obligor of the Notes (defined herein), and certain entities acquired in connection with the Vantage Acquisition became wholly-owned subsidiaries of the Company and guarantors of the Notes pursuant to certain supplemental indentures entered into in connection with the Vantage Acquisition. In addition, the Company and Rice Energy entered a debt assumption agreement (the “Debt Assumption Agreement”) dated as of October 19, 2016, pursuant to which the Company agreed to become a primary obligor of the Notes. For the quarter ended March 31, 2017, the Company, as primary obligor, has recognized debt and related interest charges associated with the Notes and the Senior Secured Revolving Credit Facility (defined herein) within the consolidated balance sheet. For periods prior to the Debt Assumption Agreement, Rice Energy was the primary obligor of the indentures governing the Notes and the Senior Secured Revolving Credit Facility.
Long-term debt consists of the following as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Long-term Debt
Senior Notes Due 2022, net of unamortized deferred financing costs and original discount issuances of $11,460 and $12,023, respectively(a)	$888,540	$887,977
Senior Notes Due 2023, net of unamortized deferred financing costs and original discount issuances of $8,160 and $8,496, respectively(b)	391,840	391,504
Senior Secured Revolving Credit Facility(c)	—	—
Midstream Holdings Revolving Credit Facility(d)	73,000	53,000
RMP Revolving Credit Facility(e)	190,000	190,000
Total long-term debt	$1,543,380	$1,522,481
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

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.25% Senior Notes Due 2023 (b)
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
Senior Secured Revolving Credit Facility (c)
In April 2013, Rice Energy entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. In April 2014, Rice Energy, as borrower, and Rice Drilling B LLC (“Rice Drilling B”), as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under the Senior Secured Revolving Credit Facility to Rice Energy.
In connection with the closing of the Vantage Acquisition, in October 2016, Rice Energy entered into a Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), among the Company, Rice Energy, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto. The A&R Credit Agreement provides, among other things, for the assignment of Rice Energy’s rights and obligations as borrower under the Senior Secured Revolving Credit Facility to the Company and the addition of Rice Energy as a guarantor of those obligations.
On March 16, 2017, the Company, as borrower, and Rice Energy, as parent guarantor, entered into the Second Amendment (the “Second Amendment”) to the A&R Credit Agreement. The Second Amendment, among other things, (i) revised the tenor and aggregate notional volume limitations for the Company’s hedging arrangements contained in the A&R Credit Agreement to permit secured financial and physical hedging for up to six years from the date of the applicable contract, while increasing the aggregate notional volumes that may be subject to such contracts in the fourth and fifth years, (ii) permitted certain unsecured physical hedging transactions through the greater of the year 2030 or a rolling ten-year period, and (iii) amended the long-term senior unsecured debt rating threshold with respect to qualifying non-lender hedge counterparties.
As of March 31, 2017, the borrowing base was $1.45 billion and the sublimit for letters of credit was $400.0 million. The Company had zero borrowings outstanding and $211.0 million in letters of credit outstanding under the A&R Credit Agreement as of March 31, 2017, resulting in availability of $1.24 billion. As of March 31, 2017, the maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021. The next redetermination of the borrowing base is expected to occur in May 2017.
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
The A&R Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. The Company was in compliance with such covenants and ratios effective as of March 31, 2017.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Midstream Holdings entered into a credit agreement (the “Midstream Holdings Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders, establishing a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of March 31, 2017, Midstream Holdings had $73.0 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $227.0 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $56.3 million, and interest was incurred on the Midstream Holdings Revolving Credit Facility at a weighted average interest rate of 3.1% through March 31, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of March 31, 2017.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo, a wholly-owned subsidiary of the Partnership, entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders, establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of March 31, 2017, the RMP Revolving Credit Facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of March 31, 2017, resulting in availability of $660.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $190.0 million and interest was incurred at a weighted average annual interest rate of 2.8% through March 31, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the RMP Revolving Credit Facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of March 31, 2017 and represents a Level 1 measurement. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of March 31, 2017.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Expected Aggregate Maturities
Expected aggregate maturities of long-term debt as of March 31, 2017 are as follows (in thousands):

Remainder of Year Ending December 31, 2017	$—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	263,000
Year Ending December 31, 2020	—
Year Ending December 31, 2021 and Beyond	1,297,696
Total	$1,560,696
Interest paid in cash was approximately $6.1 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

6.	Derivative Instruments
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
As of March 31, 2017, the Company and Rice Energy have entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s and Rice Energy’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of March 31, 2017, the Company and Rice Energy have entered into NYMEX hedging contracts through December 31, 2021, hedging a total of approximately 1,298 Bcfe of its projected natural gas production at a weighted average price of $3.02 per MMBtu. Additionally, the Company and Rice Energy have entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company and Rice Energy have entered into through December 31, 2021 at other various sales points cover a total of approximately 1,090 Bcfe.
The Company recognizes all derivative instruments as either assets or liabilities at fair value per FASB ASC 815. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized currently in earnings. The following tables present the gross amounts of the Company’s recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets for the periods presented, all at fair value:

	As of March 31, 2017
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$110,798	$(59,172)	$51,626
Derivative liabilities	$160,703	$(52,889)	$107,814

	As of December 31, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$28,322	$(16,887)	$11,435
Derivative liabilities	$172,200	$(87,425)	$84,775
As of March 31, 2017, derivative instruments of approximately $10.1 million and $82.1 million have been pushed down from Rice Energy to the Company and included in long-term receivable from parent and current payable to parent, respectively,

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

on the condensed consolidated balance sheet. In addition, As of December 31, 2016, derivative instruments of approximately $18.8 million and $71.4 million have been pushed down from Rice Energy to the Company and included in long-term receivable from parent and current payable to parent, respectively, on the consolidated balance sheet.

7.	Fair Value of Financial Instruments
The Company determines the fair value of its financial instruments, which are comprised primarily of derivative instruments, on a recurring basis as these instruments are required to be recorded at fair value for each reporting amount. Certain amounts in the Company’s financial statements were measured at fair value on a nonrecurring basis, including discounts associated with long-term debt. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and nonperformance risk.
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 6 for details relating to derivative instruments):

	As of March 31, 2017
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$51,626	$51,626	$—	$51,626	$—
Total assets	$51,626	$51,626	$—	$51,626	$—

Liabilities:
Derivative instruments, at fair value	$107,814	$107,814	$—	$107,814	$—
Total liabilities	$107,814	$107,814	$—	$107,814	$—

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$11,435	$11,435	$—	$11,435	$—
Total assets	$11,435	$11,435	$—	$11,435	$—

Liabilities:
Derivative instruments, at fair value	84,775	84,775	—	84,775	—
Total liabilities	$84,775	$84,775	$—	$84,775	$—
The carrying value of cash and cash equivalents, amounts receivable and payable to parent, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments. The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon business combination and are remeasured at fair value only if an impairment charge is recognized. To the extent necessary, the Company applies

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

unobservable inputs and management judgment due to the absence of quoted market prices (Level 3) to the valuation methodologies for these non-financial assets.
The estimated fair value and gross carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 is shown in the table below (refer to Note 5 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The gross carrying value of the revolving credit facilities approximates fair value for the periods presented below.

	As of March 31, 2017		As of December 31, 2016
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$933,750	$900,000	$929,250
Senior Notes Due 2023	397,696	426,000	397,601	428,000
Midstream Holdings Revolving Credit Facility	73,000	73,000	53,000	53,000
RMP Revolving Credit Facility	190,000	190,000	190,000	190,000
Total	$1,560,696	$1,622,750	$1,540,601	$1,600,250

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Financial Information by Business Segment
The Company is organized and operates in three different operating segments: the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment. The segments represent components of the Company that engage in activities (a) from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker, who makes decisions about resources to be allocated to the segment and (c) for which discrete financial information is available. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2016 contained in its 2016 Annual Report.
The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2017:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$363,463	$26,844	$62,750	$(59,251)	$393,806
Total operating expenses	371,170	7,011	22,154	(48,738)	351,597
Operating (loss) income	$(7,707)	$19,833	$40,596	$(10,513)	$42,209

Segment assets	$6,138,214	$424,890	$1,415,551	$(73,031)	$7,905,624
Goodwill	$368,992	$—	$510,019	$—	$879,011
Depreciation, depletion and amortization	$131,839	$1,397	$7,621	$(3,979)	$136,878
Capital expenditures for segment assets	$225,653	$62,431	$28,506	$(18,734)	$297,856
The operating results of the Company’s reportable segments were as follows for the three months ended March 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$115,390	$10,651	$54,543	$(40,642)	$139,942
Total operating expenses	183,181	7,526	18,926	(22,301)	187,332
Operating (loss) income	$(67,791)	$3,125	$35,617	$(18,341)	$(47,390)

Depreciation, depletion and amortization	$74,956	$1,090	$5,370	$(2,231)	$79,185
Capital expenditures for segment assets	$221,728	$38,373	$36,243	$(20,571)	$275,773
The assets of the Company’s reportable segments were as follows as of December 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$6,079,590	$360,292	$1,399,217	$(62,517)	$7,776,582
Goodwill	$384,431	$—	$494,580	$—	$879,011
9.    Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest Agreement (collectively, the “Utica Development Agreements”) with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. Pursuant to the Utica Development Agreements, the

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company had approximately 68.7% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The majority of the remaining participating interests are held by Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
Firm Transportation
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of March 31, 2017 totaled $4.9 billion (remainder of 2017 - $128.2 million, 2018 - $242.1 million, 2019 - $235.4 million, 2020 - $235.1 million, 2021 - $234.7 million, 2022 - $234.4 million and thereafter - $3.6 billion).
Drilling Rig Service Commitments
As of March 31, 2017, the Company had four horizontal rigs under contract, of which three expire in 2017 and one expires in 2018. The Company also had three tophole drilling rigs under contract, of which one expires in 2017, one expires in 2018 and one expires in 2019. Future payments under these contracts as of March 31, 2017 totaled $42.4 million (remainder of 2017 - $27.0 million, 2018 - $13.7 million and 2019 - $1.7 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
Frac Sand Commitments
Commencing in January 2017, the Company has commitments for frac sand to be used as a proppant in its hydraulic fracturing operations. Future commitments under these contracts as of March 31, 2017 totaled $41.9 million (remainder of 2017 - $11.4 million, 2018 - $15.1 million and 2019 - $15.4 million).
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

10.	Mezzanine Equity
On February 17, 2016, Midstream Holdings and Rice Midstream GP Holdings LP, a Delaware limited partnership “GP Holdings”) and subsidiary of Midstream Holdings, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Holdings Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to the Company. The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
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

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the first quarter 2017 distribution, the Company paid $7.6 million in cash in April 2017.
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
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” (as defined in the Securities Purchase Agreement) that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of March 31, 2017, none of the Triggering Events had occurred.
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
GP Holdings Common Units
Pursuant to the GP Holdings A&R LPA, the holders of the GP Holdings Common Units are entitled to distributions of GP Holdings in proportion to their pro rata share of the outstanding GP Holdings Common Units. Distributions will occur upon GP Holdings receipt of any distributions of cash in respect of the equity interests in the Partnership held by GP Holdings.
The Investors holding GP Holdings Common Units have tag-along rights in connection with a sale of the common equity interests in GP Holdings to a third-party. The holders of GP Holdings Common Units will have drag-along rights in connection with a sale of the majority of the common equity interests in GP Holdings to a third-party, subject to the achievement of an agreed-upon minimum return. If a qualifying initial public offering of GP Holdings is not consummated prior to the fifth anniversary of the Closing Date, the holders of the GP Holdings Common Units shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for cash in an aggregate purchase price of $125.0 million. In the event of a Change in Control or a GP Change in Control (as each term is defined in the GP Holdings A&R LPA) of Rice Energy, Midstream Holdings or GP Holdings, the Purchasers shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for an aggregate purchase price of $125.0 million. The holders of the GP Holdings Common Units do not have the power to vote or dispose of the Partnership’s units held by GP Holdings.
In the event GP Holdings sells any of its assets, subject to certain exceptions, GP Holdings may only make distributions of such proceeds to the extent that GP Holdings meets certain requirements, including the requirement to retain a certain amount of cash or cash equivalents following the sale of such assets. In the event of any liquidation and winding up of GP

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Holdings, GP Management, in its capacity as general partner, will appoint a liquidator to wind up the affairs and make final distributions as provided for in the GP Holdings A&R LPA.
After September 30, 2016 and prior to the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $0.6 million for the three months ended March 31, 2017. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.
As the Investors have an option to redeem the Series B Units and GP Holdings Common Units for cash at a future date, the proceeds from the redeemable noncontrolling interest (net of accretion and issuances costs and fees) are not considered to be a component of stockholders’ equity on the condensed consolidated balance sheet, and such Series B Units and GP Holdings Common Units are reported as mezzanine equity on the condensed consolidated balance sheet. The following table represents the value allocated to the Series B Units and GP Holdings Common Units at inception.

(in thousands)
At Inception
Noncontrolling interest in Series B Units	$341,661
Noncontrolling interest in GP Holdings Common Units	33,339
Less: issuance costs and fees	(6,242)
Carrying amount of redeemable noncontrolling interest at inception	$368,758
While the Series B Units are not currently redeemable, the initial value allocated to them will be accreted to their full redemption value through February 22, 2026 using the effective interest rate method, as it is considered probable that they will become redeemable. The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of March 31, 2017.

(in thousands)
As of March 31, 2017
Face amount of Series B Units	$375,000
Plus: distributions paid in kind	11,504
Less: un-accreted discount	(31,040)
Carrying amount of noncontrolling interest in Series B Units	355,464
Plus: noncontrolling interest in GP Holdings Common Units	33,339
Less: unamortized issuance costs and fees	(5,570)
Redeemable noncontrolling interest, net	$383,233
The Investors holding GP Common Units are subject to an allocation of income and losses associated with their respective ownership percentages in GP Holdings. Income attributable to the Investors for the three months ended March 31, 2017 and for the period from February 22, 2016 through March 31, 2016 was $0.9 million and $0.5 million, respectively.
11.    Unitholders’ Capital
As partial consideration for the Vantage Acquisition, the Vantage Sellers were issued 40.0 million Rice Energy Operating common units immediately convertible into a proportionate number of shares of Rice Energy common stock, valued at approximately $1.0 billion. In addition, the Vantage Sellers were issued 1/1,000th of a share of Rice Energy Class A Preferred Stock (“Preferred Stock”) for each common unit they received. These shares of Preferred Stock are intended to provide holders with non-economic voting rights in the Company and are canceled upon redemption of the associated Rice Energy Operating common units. As of March 31, 2017, Rice Energy and the Vantage Sellers held an 84.36% and 15.64% membership interest in the Company, respectively.
The following tables present the outstanding common units owned by Rice Energy and the Vantage Sellers along with their respective ownership percentages in the Company as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	205,049,274	—	84.36%
Vantage Sellers	38,020,000	38,020	15.64%
Total	243,069,274	38,020	100.00%

(1)
As of March 31, 2017, the Vantage Sellers had redeemed 1,980,000 Rice Energy Operating common units for newly-issued shares of Rice Energy common stock. Upon exercise of the redemption, the Vantage Sellers surrendered to the Company a corresponding 1,980 shares of Preferred Stock.

	As of December 31, 2016
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	202,606,908	—	83.51%
Vantage Sellers	40,000,000	40,000	16.49%
Total	242,606,908	40,000	100.00%

12.	Incentive Units
In connection with Rice Energy’s initial public offering (“IPO”) and the related corporate reorganization, the Company’s incentive unit holders contributed their incentive units in the Company to NGP Holdings and Rice Energy Holdings LLC (“Rice Holdings”) in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the Company’s incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of Rice Energy’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as a contribution from parent from NGP Holdings and Rice Holdings in the Company’s financial statements. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such the incentive units are not dilutive to the Company.
NGP Holdings
The NGP Holdings incentive units were considered a liability-based award and were adjusted to fair market value on a quarterly basis until all payments were made. During 2016, NGP Holdings sold its remaining shares of Rice Energy’s common stock in connection with Rice Energy’s April 2016 equity offering. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. The Company recognized $18.2 million of non-cash compensation expense for the three months ended March 31, 2016.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $2.9 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company will recognize approximately $8.1 million of additional compensation expense over the next year related to the Rice Holdings incentive units.
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

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Combined
Total combined compensation expense attributable to the incentive units was $2.9 million and $24.1 million for the three months ended March 31, 2017 and 2016, respectively.
The three tranches of the incentive units having a time vesting feature and were fully vested as of December 31, 2016.
Two tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have vested as of March 31, 2017.

13.	Variable Interest Entities
Pursuant to an evaluation performed upon adoption of ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the Company concluded that the Partnership, GP Holdings and Strike Force Midstream LLC (“Strike Force Midstream”), a subsidiary of Midstream Holdings and Gulfport Midstream Holdings LLC (“Gulfport Midstream”), a wholly-owned subsidiary of Gulfport, each meet the criteria for variable interest entity (“VIE”) classification, as described in further detail below.
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. As of March 31, 2017, Midstream Holdings held a significant indirect interest in the Partnership through (i) its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owned an approximate 28% limited partner interest in the Partnership, and (ii) through ownership of its wholly-owned subsidiary Rice Midstream Management LLC (the “GP”), which holds all of the substantive voting and participating rights in the Partnership. As a result, through this ownership, the Company holds the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of March 31, 2017, the Company consolidated the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	March 31, 2017	December 31, 2016
Assets (liabilities):
Cash	$12,990	$21,834
Accounts receivable	7,126	8,758
Other current assets	115	64
Property and equipment, net	830,039	805,027
Goodwill and intangible assets, net	538,704	539,105
Deferred financing costs, net	11,542	12,591
Accounts payable	(6,848)	(4,172)
Accrued capital expenditures	(11,951)	(9,074)
Other current liabilities	(7,139)	(8,376)
Long-term debt	(190,000)	(190,000)
Other long-term liabilities	(5,967)	(5,189)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended March 31, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating revenues	$62,750	$54,543
Operating expenses	$22,154	$18,926
Net income	$37,615	$34,426

Net cash provided by operating activities	$46,209	$36,435
Net cash used in investing activities	$(28,506)	$(36,243)
Net cash (used in) provided by financing activities	$(26,547)	$2,021
The following table presents the Company’s limited partner ownership of the Partnership for the periods ended March 31, 2017 and December 31, 2016.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
December 31, 2015	28,757,246	70,917,372	41%	41%
Equity offering in June 2016	—	9,200,000
Equity offering in October 2016	—	20,930,233
Common units issued under ATM program	—	944,700
Vested phantom units, net	—	280,451
December 31, 2016	28,757,246	102,272,756	28%	26%

March 31, 2017	28,757,246	102,272,756	28%	26%
Rice Midstream GP Holdings LP
The Company evaluated GP Holdings for consolidation and determined GP Holdings to be a VIE. The Company determined that the primary beneficiary of GP Holdings is Midstream Holdings. Midstream Holdings holds a 91.75% limited partnership interest in GP Holdings and Rice Midstream GP Management LLC (“GP Management”), the general partner of GP Holdings and wholly-owned subsidiary of Midstream Holdings, holds all of the substantive voting and participating rights to direct the activities of GP Holdings. As a result, through this ownership, the Company holds the power to direct the activities of GP Holdings that most significantly impact GP Holdings’ economic performance and the obligation to absorb losses or the right to receive benefits from GP Holdings that could potentially be significant to GP Holdings.
As of March 31, 2017, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings maintains goodwill of $15.4 million and has no other significant assets, liabilities or operations other than consolidation of the Partnership.
Strike Force Midstream Holdings LLC
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), a wholly-owned subsidiary of Midstream Holdings, and Gulfport Midstream entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. The assets contributed by Gulfport Midstream had a fair value of $22.5 million, which was determined using Level 3 valuation inputs included in the discounted cash flow method within the income approach. The income approach

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

includes estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. Estimating the fair value of these assets required judgment and determining the fair value is sensitive to changes in assumptions. Additionally, on February 1, 2016, Strike Force Midstream and Strike Force Holdings entered into a services agreement whereby Strike Force Holdings will provide all of the services necessary to operate, manage and maintain Strike Force Midstream.
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
As of March 31, 2017, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	March 31, 2017	December 31, 2016
Assets (liabilities):
Cash	$25,870	$36,572
Accounts receivable	3,465	2,529
Property and equipment, net	161,146	100,232
Accounts payable	(5,697)	(3,863)
Accrued capital expenditures	(26,573)	(18,962)
Other current liabilities	(80)	(44)
The following table presents summary information for Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 inclusive of affiliate amounts.

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating revenues	$5,339	$619
Operating expenses	$2,408	$888
Net income (loss)	$2,961	$(269)

Net provided by (used in) operating activities	$2,545	$(9,816)
Net cash used in investing activities	$(51,701)	$(3,618)
Net cash provided by financing activities	$38,454	$41,000

14.	Stock-Based Compensation
From time to time, Rice Energy grants stock-based compensation awards to certain non-employee directors and employees under its long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of common stock issued under the LTIP will not exceed 17,500,000 shares. Rice Energy has granted both restricted stock units and performance stock units, which vest upon the passage of time. The performance stock units’ ultimate payout is based upon the attainment of specified performance criteria over a performance period. During the three months ended March 31, 2017, Rice Energy granted approximately 0.8 million restricted stock units, which are expected to vest ratably over approximately one to three years. During the three months ended March 31, 2017, Rice Energy granted approximately 0.7 million performance stock units, which are expected to cliff vest in approximately three years. Stock-based compensation cost related to awards under the LTIP was $5.4 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company has unrecognized compensation cost related to LTIP awards of $46.9 million which will be recognized over a period of one to three years.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
General and administrative expense	$5,086	$4,640
Lease operating and midstream operation and maintenance expense	204	169
Property, plant and equipment, net	197	200
Total cost of stock-based compensation plans	$5,487	$5,009
15.    Income Taxes

Prior to the Company’s change in tax status to a partnership on October 19, 2016, the Company’s income was reported on the federal income tax return of Rice Energy, which is a corporation subject to federal income tax at a statutory rate of 35%. The Company has not reported any income tax benefit or expense for periods subsequent to October 19, 2016 because, as a partnership, the Company is not subject to federal income tax.
The members of the Company, including Rice Energy, incur United States federal, state and local income taxes on their share of taxable income of the Company, if any. Under the Third A&R LLC Agreement, the Company is required to make cash tax distributions to its members, subsequent to the end of a given calendar year, based upon income allocated to each member and subject to the availability of Distributable Cash (as defined in the Third A&R LLC Agreement).
Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2017.
16.    Related Party Transactions
The Company is a direct, partially owned subsidiary of Rice Energy and has no employees. As such, various employee-related costs, such as payroll, stock compensation and incentive unit distributions, have been fully allocated to the Company and its subsidiaries. General and administrative expense incurred by Rice Energy, on behalf of the Company have been reflected in the accompanying consolidated financial statements. Additionally, Rice Energy has issued and completed public offerings and the related proceeds are generally contributed to the Company to be utilized to fund capital expenditures and working capital requirements. Rice Energy has also entered into certain contracts, such as hedging agreements and debt agreements for the benefit of the Company, and, as such, the corresponding costs and benefits and have been pushed down from Rice Energy to the Company. Amounts associated with the items pushed down from Rice Energy have been recorded within the current and long-term receivable from parent and current and long-term payable to parent line items on the consolidated balance sheet. As of March 31, 2017 and December 31, 2016, the balance of long-term receivable from parent was $10.1 million and $18.8 million, respectively. In addition, as of March 31, 2017 and December 31, 2016, the balance of current payable to parent was $123.2 million and $94.5 million, respectively.
Distributions to parent primarily represent net cash transfers and other settlements of inter-company transactions. For the three months ended March 31, 2017 and 2016, the Company made cash distributions to parent of approximately $25.3 million and $145.1 million, respectively.

17.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Company continues to

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company will be evaluating individual customer contracts within each of our business segments and documenting changes to our accounting policies and controls as we continue to evaluate the impact of the adoption of this standard.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ASU 2016-02 which requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating a representative sample of agreements, including existing leases to assess the impact of the new guidance on its financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, (c) classification on the statement of cash flows and (d) forfeiture rate calculations. The Company adopted ASU 2016-09 on January 1, 2017 and determined that the standard did not have a material impact on the condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2017, and has determined that the new standard could potentially have a material impact on future consolidated financial statements for acquisitions that are not considered to be businesses.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test of Goodwill Impairment.” ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard’s provisions prospectively. The Company adopted ASU 2017-04 on January 1, 2017 and determined that this standard will not have a material quantitative effect on the financial statements unless an impairment charge was necessary.

18.	Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued. The Company has determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
On May 5, 2017, the Vantage Sellers redeemed 660,000 Rice Energy Operating common units for newly-issued shares of Rice Energy common stock. Upon exercise of the redemption, the Vantage Sellers surrendered to the Company a corresponding 660 shares of Preferred Stock.

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Guarantor Financial Information
On April 25, 2014, Rice Energy issued $900.0 million in aggregate principal amount of the 2022 Notes and on March 26, 2015, Rice Energy issued $400.0 million in aggregate principal amount of the 2023 Notes. The obligations under the Notes are fully and unconditionally guaranteed by the guarantors, subject to release provisions described in Note 5. In connection with the closing of the Vantage Acquisition, Rice Energy and the Company entered into a Debt Assumption Agreement dated as of October 19, 2016, pursuant to which the Company agreed to become the primary obligor of the Notes and certain entities acquired in the Vantage Acquisition became wholly-owned subsidiaries of the Company and guarantors of the Notes. Each of the guarantors is 100% owned by the Company.
As of March 31, 2017, Rice Energy held approximately 84.36% of the economic interest in the Company, with the remaining 15.64% membership interest collectively held by the Vantage Sellers. The Vantage Sellers have no voting rights with respect to their membership interest in the Company.
The Vantage Sellers have a redemption right to cause the Company to redeem, from time to time, all or a portion of their common units. Each common unit will be redeemed for, at the Company’s option, a newly-issued share of common stock of Rice Energy or a cash payment equal to the volume-weighted average closing price of a share of Rice Energy’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its common units to the Company and the corresponding number of 1/1000ths of shares of Rice Energy preferred stock in respect of each redeemed common unit to the Company for cancellation. The Third A&R LLC Agreement of the Company requires that Rice Energy contribute cash or shares of its common stock to the Company in exchange for the Company’s common units equal to the number of the Company’s common units to be redeemed from the member. The Company will then distribute such cash or shares of the Rice Energy common stock to such Vantage Seller to complete the redemption. Upon the exercise of the redemption right, Rice Energy may, at its option, effect a direct exchange of the Company’s common units (and the corresponding shares of Rice Energy preferred stock (or fractions thereof) from the redeeming Vantage Seller.
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

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2017
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$95,841	$289,346	$44,093	$—	$429,280
Accounts receivable	—	224,448	15,453	—	239,901
Current receivable from parent	(1,637)	(28,851)	14,225	16,263	—
Prepaid expenses, deposits and other	6	1,886	262	—	2,154
Total current assets	94,210	486,829	74,033	16,263	671,335
					—
Gas collateral account	—	5,220	112	—	5,332
Investments in subsidiaries	4,906,580	7,250	—	(4,913,830)	—
Property, plant and equipment, net	—	4,974,819	1,307,249	(73,031)	6,209,037
Deferred financing costs, net	20,855	—	13,758	—	34,613
Goodwill	384,431	—	494,580	—	879,011
Intangible assets, net	—	—	44,124	—	44,124
Derivative instruments	16,092	35,534	—	—	51,626
Long-term receivable from parent	10,072	—	—	—	10,072
Other non-current assets	—	474	—	—	474
Total assets	$5,432,240	$5,510,126	$1,933,856	$(4,970,598)	$7,905,624

Liabilities and stockholders’ equity
Current liabilities:
Current payable to parent	$106,915	$—	$—	$16,263	$123,178
Accounts payable	$(2,065)	$35,241	$16,282	$—	$49,458
Royalties payables	—	125,054	—	—	125,054
Accrued capital expenditures	—	100,264	47,913	—	148,177
Leasehold payables	—	18,318	—	—	18,318
Derivative instruments	33,478	64,520	—	—	97,998
Other accrued liabilities	36,902	46,884	15,188	—	98,974
Total current liabilities	175,230	390,281	79,383	16,263	661,157

Long-term liabilities:
Long-term debt	1,280,380	—	263,000	—	1,543,380
Leasehold payable	—	12,518	—	—	12,518
Derivative liabilities	9,816	—	—	—	9,816
Other long-term liabilities	—	70,201	5,967	—	76,168
Total liabilities	1,465,426	473,000	348,350	16,263	2,303,039
Mezzanine equity:
Redeemable noncontrolling interest	—	—	383,233	—	383,233
Unitholders’ capital before noncontrolling interest	3,966,814	5,037,126	(130,678)	(4,986,861)	3,886,401
Noncontrolling interests in consolidated subsidiaries	—	—	1,332,951	—	1,332,951
Total liabilities and unitholders’ capital	$5,432,240	$5,510,126	$1,933,856	$(4,970,598)	$7,905,624

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of December 31, 2016
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$230,944	$164,522	$71,821	$—	$467,287
Accounts receivable	—	201,122	16,549	919	218,590
Receivable from affiliate	(3,060)	—	12,441	(9,381)	—
Prepaid expenses, deposits and other	—	2,213	194	—	2,407
Total current assets	227,884	367,857	101,005	(8,462)	688,284

Gas collateral account	—	5,220	112	—	5,332
Investments in subsidiaries	4,738,088	6,101	—	(4,744,189)	—
Property, plant and equipment, net	—	4,947,518	1,203,047	(58,276)	6,092,289
Deferred financing costs, net	21,372	—	15,012	—	36,384
Goodwill	384,430	—	494,581	—	879,011
Intangible assets, net	—	—	44,525	—	44,525
Derivative instruments	—	11,435	—	—	11,435
Long-term receivable from parent	18,847	—	—	—	18,847
Other non-current assets	—	475	—	—	475
Total assets	$5,390,621	$5,338,606	$1,858,282	$(4,810,927)	$7,776,582

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$8,724	$8,595	$—	$17,319
Royalties payables	—	87,098	—	—	87,098
Payable to affiliate	—	30,953	—	(30,953)	—
Current payable to parent	72,056	—	—	22,490	94,546
Accrued capital expenditures	—	89,403	35,297	—	124,700
Leasehold payables	—	22,869	—	—	22,869
Derivative instruments	348	66,997	—	—	67,345
Other accrued liabilities	15,933	53,998	16,451	—	86,382
Total current liabilities	88,337	360,042	60,343	(8,463)	500,259

Long-term liabilities:
Long-term debt	1,279,481	—	243,000	—	1,522,481
Leasehold payable	—	9,237	—	—	9,237
Derivative instruments	—	17,430	—	—	17,430
Other long-term liabilities	720	66,228	5,541	—	72,489
Total liabilities	1,368,538	452,937	308,884	(8,463)	2,121,896
Mezzanine equity:
Redeemable noncontrolling interest	—	—	382,525	—	382,525
Unitholders’ capital before noncontrolling interest	4,022,083	4,885,669	(147,581)	(4,802,464)	3,957,707
Noncontrolling interests in consolidated subsidiaries	—	—	1,314,454	—	1,314,454
Total liabilities and unitholders’ capital	$5,390,621	$5,338,606	$1,858,282	$(4,810,927)	$7,776,582

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2017
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$356,834	$—	$—	$356,834
Gathering, compression and water services	—	—	89,593	(59,250)	30,343
Other revenue	—	6,629	—	—	6,629
Total operating revenues	—	363,463	89,593	(59,250)	393,806

Operating expenses:
Lease operating	—	22,649	—	—	22,649
Gathering, compression and transportation	—	81,895	—	(42,469)	39,426
Production taxes and impact fees	—	6,153	—	—	6,153
Exploration	—	4,012	—	—	4,012
Midstream operation and maintenance	—	—	8,940	(2,290)	6,650
Incentive unit expense	—	2,801	82	—	2,883
Impairment of gas properties		92,355	—	—	92,355
General and administrative	—	23,215	10,609	—	33,824
Depreciation, depletion and amortization	—	131,838	9,018	(3,978)	136,878
Acquisition expense	—	207	—	—	207
Amortization of intangible assets	—	—	402	—	402
Other expense	—	6,045	113	—	6,158
Total operating expenses	—	371,170	29,164	(48,737)	351,597

Operating (loss) income	—	(7,707)	60,429	(10,513)	42,209
Interest expense	(23,892)	(1)	(3,130)	—	(27,023)
Other income (expense)	(104)	239	45	—	180
Gain on derivative instruments	(54,824)	40,045	—	—	(14,779)
Amortization of deferred financing costs	(1,401)	—	(1,251)	—	(2,652)
Equity in income (loss) in affiliate	50,321	2	—	(50,323)	—
Net (loss) income	(29,900)	32,578	56,093	(60,836)	(2,065)
Less: net (income) attributable to noncontrolling interests	—	—	(27,834)	—	(27,834)
Net (loss) income attributable to Rice Energy Operating	(29,900)	32,578	28,259	(60,836)	(29,899)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(8,332)	—	(8,332)
Net (loss) income attributable to Rice Energy Operating common stockholders	$(29,900)	$32,578	$19,927	$(60,836)	$(38,231)

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2016
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$112,442	$—	$—	$112,442
Gathering, compression and water services	—	—	65,195	(40,643)	24,552
Other revenue	—	2,948	—	—	2,948
Total operating revenues	—	115,390	65,195	(40,643)	139,942

Operating expenses:
Lease operating	—	11,071	—	—	11,071
Gathering, compression and transportation	—	48,204	—	(20,072)	28,132
Production taxes and impact fees	—	1,651	—	—	1,651
Exploration	—	990	—	—	990
Midstream operation and maintenance	—	—	9,622	—	9,622
Incentive unit expense	—	22,871	1,271	—	24,142
Impairment of fixed assets	—	—	2,595	—	2,595
General and administrative	—	16,435	8,438	—	24,873
Depreciation, depletion and amortization	—	74,589	6,826	(2,230)	79,185
Acquisition expense	—	—	472	—	472
Amortization of intangible assets	—	—	408	—	408
Other expense (income)	—	4,403	(212)	—	4,191
Total operating expenses	—	180,214	29,420	(22,302)	187,332

Operating (loss) income	—	(64,824)	35,775	(18,341)	(47,390)
Interest expense	(22,763)	(10)	(1,748)	—	(24,521)
Other income	191	22	1	—	214
Gain on derivative instruments	16,127	54,052	—	—	70,179
Amortization of deferred financing costs	(1,166)	—	(386)	—	(1,552)
Equity in loss of joint ventures and subsidiaries	(1,654)	(2,968)	—	4,622	—
(Loss) income before income taxes	(9,265)	(13,728)	33,642	(13,719)	(3,070)
Income tax (expense) benefit	(10,296)	4,293	12,378	—	6,375
Net (loss) income	(19,561)	(9,435)	46,020	(13,719)	3,305
Less: net income attributable to noncontrolling interests	—	—	(20,893)	—	(20,893)
Net (loss) income attributable to Rice Energy Operating	(19,561)	(9,435)	25,127	(13,719)	(17,588)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	(3,458)	—	(3,458)
Net loss attributable to Rice Energy Operating common unitholders	$(19,561)	$(9,435)	$21,669	$(13,719)	$(21,046)

Rice Energy Operating LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2017
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(154)	$232,711	$68,207	$(14,667)	$286,097

Capital expenditures for property and equipment	—	(225,653)	(90,937)	18,734	(297,856)
Acquisitions	—	—	(3,671)	—	(3,671)
Investment in subsidiaries	(109,604)	4,081	—	105,523	—
Net cash used in investing activities	(109,604)	(221,572)	(94,608)	124,257	(301,527)

Proceeds from borrowings	—	—	20,000	—	20,000
Debt issuance costs	(76)	—	(5)	—	(81)
Distributions to the Partnership's public unitholders	—	—	(19,083)	—	(19,083)
Contribution to Strike Force Midstream by Gulfport Midstream, net	—	—	9,614	—	9,614
Preferred dividends to redeemable noncontrolling interest holders	—	—	(7,772)	—	(7,772)
Distribution to parent	(25,269)	113,685	(4,081)	(109,590)	(25,255)
Net cash (used in) provided by financing activities	(25,345)	113,685	(1,327)	(109,590)	(22,577)

(Decrease) increase in cash	(135,103)	124,824	(27,728)	—	(38,007)
Cash, beginning of year	230,944	164,522	71,821	—	467,287
Cash, end of year	$95,841	$289,346	$44,093	$—	$429,280

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2016
(in thousands)	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3,563)	$89,884	$38,491	$(20,571)	$104,241

Capital expenditures for property and equipment	—	(221,728)	(74,616)	20,571	(275,773)
Investment in subsidiaries	148,987	—	—	(148,987)	—
Other acquisitions	—	—	(7,700)	—	(7,700)
Net cash used in investing activities	148,987	(221,728)	(82,316)	(128,416)	(283,473)

Proceeds from borrowings		—	90,000	—	90,000
Repayments of debt obligations	(317)	—	(81,000)	—	(81,317)
Distributions to the Partnership’s public unitholders	—	—	(8,284)	—	(8,284)
Debt issuance costs		—	(669)	—	(669)
Proceeds from issuance of non-controlling redeemable interest	—	—	373,942	—	373,942
Distributions to parent	(145,107)	146,291	(295,278)	148,987	(145,107)
Net cash (used in) provided by financing activities	(145,424)	146,291	78,711	148,987	228,565

Increase (decrease) in cash	—	14,447	34,886	—	49,333
Cash, beginning of year	2	57,799	15,627	—	73,428
Cash, end of year	$2	$72,246	$50,513	$—	$122,761

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Rice Energy Operating is an independent natural gas and oil company focused on the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in three business segments, which are managed separately due to their distinct operational differences - the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment. The Exploration and Production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGLs. The Rice Midstream Holdings segment is engaged in the gathering and compression of natural gas, oil and NGL production for us and third parties in Belmont and Monroe Counties, Ohio. The Rice Midstream Partners segment is engaged in the gathering and compression of natural gas, oil and NGL production in Washington and Greene Counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio.
Vantage Acquisition
Following completion of the Vantage Acquisition, Rice Energy operates Vantage through us. As part of the consideration for the Vantage Acquisition, certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) were issued 1/1000th of a share of our preferred stock for each unit held in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, Rice Energy and the Vantage Sellers entered into our Third Amended and Restated Limited Liability Company Agreement (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, as the sole manager, Rice Energy controls all of the day-to-day business affairs and decision-making without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, Rice Energy, through its officers and directors, is responsible for all operational and administrative decisions and the day-to-day management of our business. Pursuant to the terms of the Third A&R LLC Agreement, Rice Energy cannot, under any circumstances, be removed or replaced as our sole manager, except by its own election, so long as it remains a member. Provisions regarding our operations and the rights and obligations of the holders of our common units (the “REO Common Units”) are set forth in the Third A&R LLC Agreement. As of March 31, 2017, Rice Energy owned an 84.36% membership interest in us. The remaining 15.64% membership interest in us is owned by the Vantage Sellers and is reflected as noncontrolling interest in the consolidated financial statements.
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
The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in thousands)	2017	2016
Natural gas sales	$351,962	$111,554
Oil and NGL sales	4,872	888
Gathering, compression and water services	30,343	24,552
Other revenue	6,629	2,948
Total operating revenues	$393,806	$139,942
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended March 31,
	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$3.65	$2.47
NYMEX Henry Hub Low ($/MMBtu)	$2.44	$1.64

NYMEX Henry Hub Price ($/MMBtu)	$3.32	$2.09
Less: Average Basis Impact ($/MMBtu)	(0.36)	(0.35)
Plus: Btu Uplift (MMBtu/Mcf)	0.15	0.09
Pre-Hedge Realized Price ($/Mcf)	$3.11	$1.83

Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three months ended March 31, 2017 and 2016:

•	Our natural gas, oil and NGL sales were $356.8 million and $112.4 million in the three months ended March 31, 2017 and 2016, respectively.

•	Our production volumes were 114.5 Bcfe and 61.4 Bcfe in the three months ended March 31, 2017 and 2016, respectively.

•	Our gathering, compression and water services revenues were $30.3 million and $24.6 million in the three months ended March 31, 2017 and 2016, respectively.

•	Our per unit cash production costs were $0.59 per Mcfe and $0.67 per Mcfe in the three months ended March 31, 2017 and 2016, respectively.

The following tables set forth selected operating and financial data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Natural gas sales (in thousands)	$351,962	$111,554	$240,408
Oil and NGL sales (in thousands)	4,872	888	3,984
Natural gas, oil and NGL sales (in thousands)	$356,834	$112,442	$244,392

Natural gas production (Bcf)	113.2	61.0	52.2
Oil and NGL production (MBbls)	223	56	167
Total production (Bcfe)	114.5	61.4	53.1

Average natural gas prices before effects of hedges per Mcf	$3.11	$1.83	$1.28
Average realized natural gas prices after effects of hedges per Mcf (1)	2.99	2.88	0.11
Average oil and NGL prices per Bbl	21.85	15.83	6.02

Average costs per Mcfe
Lease operating	$0.20	$0.18	$0.02
Gathering, compression and transportation	0.34	0.46	(0.12)
Production taxes and impact fees	0.05	0.03	0.02
General and administrative	0.30	0.41	(0.11)
Depreciation, depletion and amortization	1.20	1.29	(0.09)

Total gathering, compression and water services revenues (in thousands):	$30,343	$24,552	$5,791

Gathering volumes (MDth/d)	2,204	1,289	915
Compression volumes (MDth/d)	1,388	514	874
Water distribution volumes (MMgal)	365	463	(98)

(1)	The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$356,834	$112,442	$244,392
Gathering, compression and water services	30,343	24,552	5,791
Other revenue	6,629	2,948	3,681
Total operating revenues	393,806	139,942	253,864

Operating expenses:
Lease operating	22,649	11,071	11,578
Gathering, compression and transportation	39,426	28,132	11,294
Production taxes and impact fees	6,153	1,651	4,502
Exploration	4,012	990	3,022
Midstream operation and maintenance	6,650	9,622	(2,972)
Incentive unit expense	2,883	24,142	(21,259)
Impairment of gas properties	92,355	—	92,355
Impairment of fixed assets	—	2,595	(2,595)
General and administrative	33,824	24,873	8,951
Depreciation, depletion and amortization	136,878	79,185	57,693
Acquisition expense	207	472	(265)
Amortization of intangible assets	402	408	(6)
Other expense	6,158	4,191	1,967
Total operating expenses	351,597	187,332	164,265

Operating income (loss)	42,209	(47,390)	89,599
Interest expense	(27,023)	(24,521)	(2,502)
Other income	180	214	(34)
(Loss) gain on derivative instruments	(14,779)	70,179	(84,958)
Amortization of deferred financing costs	(2,652)	(1,552)	(1,100)
Loss before income taxes	(2,065)	(3,070)	1,005
Income tax benefit	—	6,375	(6,375)
Net (loss) income	(2,065)	3,305	(5,370)
Less: Net income attributable to noncontrolling interests	(27,834)	(20,893)	(6,941)
Net loss attributable to Rice Energy Operating	(29,899)	(17,588)	(12,311)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(8,332)	(3,458)	(4,874)
Net loss attributable to Rice Energy Operating common unitholders	$(38,231)	$(21,046)	$(17,185)
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Total operating revenues. The increase in total operating revenues was the result of an 86% increase in natural gas production from 61.4 Bcfe in the first quarter of 2016 compared to 114.5 Bcfe in the first quarter of 2017. During the three months ended March 31, 2017, we turned 29 gross (26 net) wells into sales, bringing our total producing well count to 401 gross (308 net). Also contributing to the increase in operating revenues was an increase in our period-over-period realized price. Our realized price for the three months ended March 31, 2017 was $3.11 per Mcf compared to $1.83 for the three months ended March 31, 2016, in each case before the effect of hedges. Operating revenues were also positively impacted by a 24% increase in gathering, compression and water services revenues period-over-period. In addition, post-acquisition revenue associated with the Vantage Acquisition was $95.8 million for the three months ended March 31, 2017.
Lease operating. The increase in lease operating expense from $11.1 million for the three months ended March 31, 2016 to $22.6 million for the three months ended March 31, 2017, or 105%, was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.18 for the three months ended March 31, 2016 to $0.20 for the three months ended March 31, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $1.7 million for the three months ended March 31, 2016 to $6.2 million for the three months ended March 31, 2017, or 273%, was primarily due to a severance tax equal to the market value on gas produced by our Fort Worth Basin assets that were acquired in the Vantage Acquisition.
Gathering, compression and transportation. Gathering, compression and transportation expense for the first quarter of 2017 of $39.4 million was comprised of $32.7 million of transportation contracts with third parties and $6.7 million of gathering and compression charges from third parties. The 40% increase was primarily attributable to an 86% increase in production volumes, as well as increased firm transportation expense for the three months ended March 31, 2017, which favorably impacted the gathering, compression and transportation rate.
Midstream operation and maintenance. The 31% decrease in midstream operation and maintenance expense period-over-period primarily related to a decrease in water delivery volumes during the first quarter 2017 due to the timing of our hydraulic fracturing activities.
Incentive unit expense. Incentive unit expense decreased 88% period-over-period. In the first quarter of 2016, the $24.1 million expense consisted of $5.9 million of non-cash compensation expense related to the Rice Holdings incentive units and $18.2 million of non-cash compensation expense related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the first quarter of 2017, the $2.9 million expense consisted of non-cash compensation expense related to the Rice Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—12. Incentive Units” for additional information.
Impairment of gas properties. For the three months ended March 31, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.
General and administrative. For the three months ended March 31, 2017, general and administrative expense increased approximately 36%, which was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. On a per unit basis, general and administrative expense decreased by 27%, from $0.41 per Mcfe during the three months ended March 31, 2016 to $0.30 per Mcfe during the three months ended March 31, 2017, primarily due to an 86% increase in production. Included in general and administrative expense is stock compensation expense of $5.1 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.
DD&A. The increase from $79.2 million for the three months ended March 31, 2016 to $136.9 million for the three months ended March 31, 2017, or 73%, was a result of an increase in production and greater number of producing wells in the first quarter of 2017 compared to the first quarter of 2016. As of March 31, 2017, we had 401 gross (308 net) producing wells, a 42% increase when compared to the number of producing wells as of March 31, 2016. On a per unit basis, DD&A expense decreased $0.09 per Mcfe, or 7%, from $1.29 for the three months ended March 31, 2016 to $1.20 per Mcfe for the three months ended March 31, 2017 due primarily to well cost reductions and drilling and completion efficiencies that we have achieved during the period.
Interest expense. The increase from $24.5 million for the three months ended March 31, 2016 to $27.0 million for the three months ended March 31, 2017, or 10%, was a result of higher levels of average borrowings outstanding during the first quarter of 2017 as compared to the first quarter of 2016 in order to fund our capital programs.
(Loss) gain on derivative instruments. The $14.8 million loss on derivative contracts in the first quarter of 2017 is comprised of cash payments of $13.6 million on the settlement of maturing contracts and a $1.2 million unrealized loss in the first quarter of 2017. The $70.2 million gain on derivative contracts in the first quarter of 2016 was comprised of $64.1 million of cash receipts on the settlement of maturing contracts and a $6.1 million unrealized gain.
Income tax benefit. The $6.4 million increase in income tax benefit period-over-period was attributable to our change in tax status to a partnership on October 19, 2016. Prior to October 19, 2016, we were included as part of Rice Energy’s consolidated federal tax return, and were taxed as a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35%. We did not report any income tax benefit or expense for the first quarter of 2017 because, as a partnership, we are not subject to federal income tax.
Business Segment Results of Operations
We operate in three business segments: Exploration and Production, Rice Midstream Holdings and Rice Midstream Partners. We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—8. Financial Information by Business Segment” for a reconciliation of the operating results and assets of our business segments.
The following tables set forth selected operating and financial data for each business segment during the three months ended March 31, 2017 compared to the three months ended March 31, 2016:
Exploration and Production Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$356,834	$112,442	$244,392
Other revenue	6,629	2,948	3,681
Total operating revenues	363,463	115,390	248,073

Operating expenses:
Lease operating	22,649	11,071	11,578
Gathering, compression and transportation	81,895	48,203	33,692
Production taxes and impact fees	6,153	1,651	4,502
Exploration	4,012	990	3,022
Incentive unit expense	2,800	22,871	(20,071)
Impairment of gas properties	92,355	—	92,355
Impairment of fixed assets	—	2,595	(2,595)
General and administrative	23,215	16,441	6,774
Depreciation, depletion and amortization	131,839	74,956	56,883
Other expense	6,045	4,403	1,642
Acquisition expense	207	—	207
Total operating expenses	371,170	183,181	187,989

Operating loss	$(7,707)	$(67,791)	$60,084

Operating volumes:
Natural gas production (Bcf):	113.2	61.0	52.2
Oil and NGL production (MBbls):	223	56	167
Total production (Bcfe)	114.5	61.4	53.1
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Natural gas, oil and NGL sales. The 215% increase in natural gas sales was the result of an increase in production in the first quarter of 2017 compared to the first quarter of 2016, as discussed above. During the three months ended March 31, 2017, we turned 29 gross (26 net) wells into sales, bringing our total producing well count to 401 gross (308 net). In addition to the impact of increased production volumes on operating revenues, our realized price increased from $1.83 per Mcf in the first quarter of 2016 to $3.11 per Mcf in the first quarter of 2017, in each case before the effect of hedges. In addition, post-acquisition revenue and production volumes associated with the Vantage Acquisition was $83.7 million and 27.9 Bcfe for the three months ended March 31, 2017, respectively.

Lease operating. The 105% increase in lease operating expense was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.18 for the three months ended March 31, 2016 to $0.20 for the three months ended March 31, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $1.7 million for the three months ended March 31, 2016 to $6.2 million for the three months ended March 31, 2017, or 273%, was primarily due to a severance tax equal to the market value on gas produced by our Fort Worth Basin assets that were acquired in the Vantage Acquisition.
Gathering, compression and transportation. Gathering, compression and transportation expense of $81.9 million for the first quarter of 2017 includes $46.7 million of affiliate and third-party gathering fees and $35.2 million of transportation contracts with third parties. The 70% increase in gathering, compression and transportation expenses was mainly due to increased volumes associated with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense in the first quarter of 2017 compared to the first quarter of 2016.
Impairment of gas properties. For the three months ended March 31, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.
General and administrative. General and administrative expense increased from $16.4 million for the three months ended March 31, 2016 to $23.2 million for the three months ended March 31, 2017, an increase of 41%. The increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $4.0 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $75.0 million for the three months ended March 31, 2016 to $131.8 million for the three months ended March 31, 2017, an increase of 76%. The increase in segment DD&A was a result of an increase in production and greater number of producing wells in the first quarter of 2017 compared to the first quarter of 2016. As of March 31, 2017, we had 401 gross (308 net) producing Appalachian wells, a 42% increase when compared to the number of producing wells as of March 31, 2016.
Rice Midstream Holdings Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2017	2016	Change
Operating revenues:
Gathering revenues	$23,539	$8,537	$15,002
Compression revenues	3,305	2,114	1,191
Total operating revenues	26,844	10,651	16,193

Operating expenses:
Midstream operation and maintenance	761	1,009	(248)
Incentive unit expense	83	1,271	(1,188)
General and administrative	4,770	3,756	1,014
Depreciation, depletion and amortization	1,397	1,090	307
Acquisition costs	—	400	(400)
Total operating expenses	7,011	7,526	(515)

Operating income	$19,833	$3,125	$16,708

Operating volumes:
Gathering volumes (MDth/d):	969	454	515
Compression volumes (MDth/d):	562	362	200
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Total operating revenues. Operating revenues increased from $10.7 million for the three months ended March 31, 2016 to $26.8 million for the three months ended March 31, 2017, an increase of 152%. The increase in total operating revenues was mainly the result of an increase in affiliate gathering and compression volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes which include revenues associated with the contracts for Strike Force Midstream LLC.
Midstream operation and maintenance. Midstream operation and maintenance expense decreased from $1.0 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017, a decrease of 25%. The decrease was primarily due to lower repair and maintenance expense incurred in the first quarter of 2017 compared to the first quarter of 2016.
General and administrative. General and administrative expense increased from $3.8 million for the three months ended March 31, 2016 to $4.8 million for the three months ended March 31, 2017, an increase of 27%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.0 million and $1.2 million for the first quarter of 2017 and 2016, respectively.
DD&A. DD&A expense increased from $1.1 million for the three months ended March 31, 2016 to $1.4 million for the three months ended March 31, 2017, an increase of 28%. The increase in DD&A was mainly the result of an increase in midstream assets placed in service subsequent to the first quarter of 2016 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2017	2016	Change
Operating revenues:
Gathering revenues	$36,220	$25,686	$10,534
Compression revenues	5,782	1,114	4,668
Water services revenues	20,748	27,743	(6,995)
Total operating revenues	62,750	54,543	8,207

Operating expenses:
Midstream operation and maintenance	8,179	8,611	(432)
General and administrative	5,839	4,676	1,163
Depreciation, depletion and amortization	7,621	5,370	2,251
Amortization of intangible assets	402	408	(6)
Acquisition costs	—	73	(73)
Other expense (income)	113	(212)	325
Total operating expenses	22,154	18,926	3,228

Operating income	$40,596	$35,617	$4,979

Operating volumes:
Gathering volumes (MDth/d):	1,235	835	400
Compression volumes (MDth/d):	826	152	674
Water distribution volumes (MMgal):	365	463	(98)
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Total operating revenues. Operating revenues increased from $54.5 million for the three months ended March 31, 2016 to $62.8 million for the three months ended March 31, 2017, an increase of 15%. The increase in operating revenues period-over-period primarily relates to increased gathering and compression revenues associated with a 48% and 443% increase in gathering and compression throughput, respectively. In addition, post-acquisition revenue associated with the Vantage Midstream Entities was $12.2 million for the three months ended March 31, 2017, which was comprised of gathering, compression and water distribution volumes of 308 MDth/d, 50 MDth/d and 40 MMgal, respectively. Partially offsetting the increase was a decrease in water services revenue primarily due to a 21% decrease in fresh water distribution volumes associated with timing our well completions activities from 463 MMgal for the three months ended March 31, 2016 to 365 MMgal for the three months ended March 31, 2017.
General and administrative expense. General and administrative expense increased from $4.7 million for the three months ended March 31, 2016 to $5.8 million for the three months ended March 31, 2017, an increase of 25%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
DD&A. DD&A expense increased from $5.4 million for the three months ended March 31, 2016 to $7.6 million for the three months ended March 31, 2017, an increase of 42%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the first quarter of 2016 associated with our gathering, compression and water handling and treatment services. From March 31, 2016 through March 31, 2017, our gathering and water pipeline miles increased by 40% and 17%, respectively.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from Rice Energy’s equity and debt financings and borrowings under our credit facilities. Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional upstream and midstream production online.
Our members, including Rice Energy, incur United States federal, state and local income taxes on their share of taxable income of us, if any. Under the Third A&R LLC Agreement, we are required to make cash tax distributions to our members, subsequent to the end of a given calendar year, based upon income allocated to each member and subject to the availability of Distributable Cash (as defined in the Third A&R LLC Agreement).
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $286.1 million for the three months ended March 31, 2017, compared to $104.2 million for the three months ended March 31, 2016. The increase in operating cash flow was primarily due to an increase in production and commodity prices, partially offset by an increase in cash operating expenses.
Cash Flow Used in Investing Activities
During the three months ended March 31, 2017, cash flows used in investing activities was $301.5 million, which primarily consisted of capital expenditures for property and equipment of $297.9 million, as compared to $283.5 million for the three months ended March 31, 2016, of which $275.8 million was associated with capital expenditures for property and equipment.
Capital expenditures for the Exploration and Production segment totaled $225.7 million and $221.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily attributable to the development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $62.4 million and $38.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase was attributable to an increase in capital expenditures for Midstream Holding’s infrastructure, including capital expenditures for Strike Force Midstream LLC’s midstream infrastructure.
Capital expenditures for the Rice Midstream Partners segment totaled $28.5 million and $36.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily attributable to a decrease in the capital expenditures related to the Rice Midstream Partners segment’s water services assets, offset by increases in capital expenditures for compression assets.
Cash Flow (Used in) Provided by Financing Activities
Net cash used in financing activities of $22.6 million during the three months ended March 31, 2017 was primarily the result of with distributions to our parent and to the Partnership’s public unitholders, partially offset by proceeds from borrowings under our revolving credit facilities. Net cash provided by financing activities of $228.6 million during the three months ended March 31, 2016 was primarily the result of the proceeds from the Midstream Holdings Investment (see Note 10) and borrowings on our revolving credit facilities, partially offset by distributions to our parent and the Partnership’s public unitholders.

Debt Agreements
Senior Notes
In October 2016, we became co-obligor under Rice Energy’s supplemental indentures governing the 6.25% senior notes due in 2022 (the “2022 Notes”) and the 7.25% senior notes due in 2023 (the “2023 Notes”) (collectively, “the Notes”). In addition, on October 19, 2016, we and Rice Energy entered into a debt assumption agreement (the “Debt Assumption Agreement”) dated as of October 19, 2016, pursuant to which we agreed to be the primary obligor for purposes of any payments under the indentures governing the Notes.
On April 25, 2014, Rice Energy issued $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 (the “2022 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million.
As of March 31, 2017, we, as primary obligor, have $900.0 million in aggregate principal amount of 2022 Notes outstanding. The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, we may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, we may redeem some or all of the 2022 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2022 Notes), unless we have given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require us to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest to the date of purchase. On and after May 1, 2017, we may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
On March 26, 2015, we issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $389.3 million after deducting estimated expenses and underwriting discounts and commissions of approximately $10.7 million. We used the net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount.
As of March 31, 2017, we, as primary obligor, have $400.0 million in aggregate principal amount of the 2023 Notes outstanding. The 2023 Notes will mature on May 1, 2023, and interest is payable on the 2023 Notes on each May 1 and November 1. At any time prior to May 1, 2018, we may redeem up to 35% of the 2023 Notes at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to May 1, 2018, we may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a change of control (as defined in the indenture governing the 2023 Notes), unless we have given notice to redeem the 2023 Notes, the holders of the 2023 Notes will have the right to require us to repurchase all or a portion of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on May 1, 2018, 103.625% for the twelve-month period beginning May 1, 2019, 101.813% for the twelve-month period beginning on May 1, 2020 and 100.000% beginning on May 1, 2021, plus accrued and unpaid interest to the redemption date.
The indentures governing the 2022 Notes and the 2023 Notes (collectively, the “Notes”) restrict our ability and the ability of certain of our subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures governing the Notes) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.
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
In connection with the closing of the Vantage Acquisition, in October 2016, Rice Energy entered into a Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), among us, Rice Energy, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto. The A&R Credit Agreement provides, among other things, for the assignment of Rice Energy’s rights and obligations as borrower under the Senior Secured Revolving Credit Facility to us and the addition of Rice Energy as a guarantor of those obligations.
On March 16, 2017, we, as borrower, and Rice Energy, as parent guarantor, entered into the Second Amendment (the “Second Amendment”) to the A&R Credit Agreement. The Second Amendment, among other things, (i) revises the tenor and aggregate notional volume limitations for our hedging arrangements contained in the A&R Credit Agreement to permit secured financial and physical hedging for up to six years from the date of the applicable contract, while increasing the aggregate notional volumes that may be subject to such contracts in the fourth and fifth years, (ii) permits certain unsecured physical hedging transactions through the greater of the year 2030 or a rolling ten-year period, and (iii) amends the long-term senior unsecured debt rating threshold with respect to qualifying non-lender hedge counterparties.
As of March 31, 2017, the borrowing base was $1.45 billion and the sublimit for letters of credit was $400.0 million. We had zero borrowings outstanding and $211.0 million in letters of credit outstanding under the A&R Credit Agreement as of March 31, 2017, resulting in availability of $1.24 billion. As of March 31, 2017, the maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021. The next redetermination of the borrowing base is expected to occur in May 2017.
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
The A&R Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of March 31, 2017.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a credit agreement (the “Midstream Holdings Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of March 31, 2017, Midstream Holdings had $73.0 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $227.0 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $56.3 million, and interest was incurred on the facility at a weighted average interest rate of 3.1% through March 31, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of March 31, 2017.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of March 31, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of March 31, 2017, resulting in availability of $660.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $190.0 million, and interest was incurred at a weighted average annual interest rate of 2.8% through March 31, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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
The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of March 31, 2017.
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
To mitigate the potential negative impact on our cash flow caused by changes in oil and natural gas prices, we and Rice Energy have entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that we receive minimum prices for a portion of our future oil and natural gas production when management believes that favorable future prices can be secured. We and Rice Energy typically hedge the NYMEX Henry Hub price for natural gas. Pursuant to our A&R Credit Agreement, we are now permitted to hedge the greater of (i) the percentage of proved reserve volumes (Column A) or (ii) the percentage of internally forecasted production (Column B).

Months next succeeding the time as of which compliance is measured	Column A	Column B
Months 1 through 18	85%	90%
Months 19 through 36	85%	75%
Months 37 through 60	85%	60%
Months 61 through 72	85%	40%

Our hedging activities and those of Rice Energy are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us or Rice Energy for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We or Rice Energy are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we and Rice Energy will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our and Rice Energy’s commodity derivative contracts, please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Derivative Instruments and 7. Fair Value of Financial Instruments” included elsewhere in this Quarterly Report. We and Rice Energy do not designate our current portfolio of commodity derivative contracts as hedges for accounting purposes and, as a result, changes in fair value of these derivative instruments are recognized in earnings. Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our and Rice Energy’s commodity derivative contracts.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2016 Annual Report in addition to the discussion included herein. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed consolidated financial statements contained in this Quarterly Report.
On a quarterly basis, in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable. During the first quarter of 2017, we identified significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production. The expected prolonged declines indicated a potential impairment trigger, and, as a result, we performed an asset recoverability test of our Fort Worth Basin properties. Based upon the results of the recoverability assessment, we concluded that the carrying value of the Fort Worth Basin properties exceeded the undiscounted cash flows. The fair value of the Fort Worth Basin proved properties was determined using a combination of the market and income approach to determine fair value. Significant inputs to the valuation of the discounted cash flows of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management which included Level 3 unobservable inputs to the fair value measurement. The difference between the carrying value and fair value resulted in an asset impairment of $92.4 million within the Exploration and Production segment for the period ended March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Item 1. Financial Statements—Note 9. Commitments and Contingencies” for a description of our commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.
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
Rice Energy and our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us or Rice Energy for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We or Rice Energy are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. These contracts may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference. Certain hedge contracts entered into by Rice Energy on our behalf have been pushed down and are included as receivable or payable transactions with Rice Energy.
As of March 31, 2017, we and Rice Energy have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2021. Our commodity hedge position as of March 31, 2017 is summarized in Notes 6 and 7 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
By removing price volatility from a portion of our expected natural gas production through December 31, 2021, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the hedge prices.
Interest rate risks
Our primary interest rate risk exposure results from our credit facilities.
As of March 31, 2017, we had no borrowings and approximately $211.0 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of March 31, 2017, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $1.24 billion and the borrowing base was $1.45 billion. We have a choice of borrowing in Eurodollars or at the base rate. Under the A&R Credit Agreement, Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of our borrowing base utilized.
As of March 31, 2017, Midstream Holdings had $73.0 million in borrowings outstanding and no letters of credit under the Midstream Holdings Revolving Credit Facility. Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.
The average annual weighted average interest rate incurred on the Midstream Holdings Revolving Credit Facility during the three months ended March 31, 2017 was approximately 3.1%. A 1.0% increase in the applicable average interest rates for the three months ended March 31, 2017 would have resulted in an estimated $0.1 million increase in interest expense.
As of March 31, 2017, Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The average annual weighted average interest rate incurred on the RMP Revolving Credit Facility during the three months ended March 31, 2017 was approximately 2.8%. A 1.0% increase in the applicable average interest rates for the three months ended March 31, 2017 would have resulted in an estimated $0.5 million increase in interest expense.
As of March 31, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($83.9 million in receivables as of March 31, 2017) and the sale of our natural gas production ($138.9 million in receivables as of March 31, 2017), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we and Rice Energy expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us or Rice Energy, which creates credit risk. To minimize the credit risk in derivative instruments, it is our and Rice Energy’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our and Rice Energy’s counterparties is subject to review annually, or on an as-needed basis. We and Rice Energy have derivative instruments in place with 15 different counterparties. As of March 31, 2017, our contracts with J. Aron & Company and Wells Fargo Bank N.A. accounted for 26% and 23% of the net fair market value of our and Rice Energy’s derivative assets, respectively. We and Rice Energy believe these counterparties are acceptable credit risks. We and Rice Energy are not required to post letters of credit as collateral to J. Aron & Company and Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us and Rice Energy. As of March 31, 2017 and December 31, 2016, we did not have any past due receivables from counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Vantage’s and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, during the three months ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. When we determine that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at the time. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
From time to time our operations are inspected by governmental authorities. These authorities may issue proposed penalties for alleged violations of environmental laws discovered as a result of such inspections. Fines and penalties for environmental law violations can often exceed $100,000. While we cannot predict the ultimate outcome of any such matters, we do not expect that any currently known violations, individually or in the aggregate, will have a material adverse impact on our financial results.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the risk factors below and the information in “Item 1A. Risk Factors” in our 2016 Annual Report.
Item 6. Exhibits

Exhibit Number	Exhibit
2.1***
Purchase and Sale Agreement, dated as of September 26, 2016, by and among Vantage Energy Investment LLC, Vantage Energy Investment II LLC, Rice Energy Inc., Vantage Energy, LLC, and Vantage Energy II, LLC (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

2.2***
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.2 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

3.1*	Certificate of Formation of Rice Energy Operating LLC.
3.2*	Certificate of Amendment of Rice Energy Operating LLC.
3.3
Third Amended and Restated Limited Liability Company Agreement of Rice Energy Operating LLC (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

3.4
Amended and Restated Certificate of Incorporation of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

3.5
Amended and Restated Bylaws of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 23, 2017).

3.6
Certificate of Designation of Class A Preferred Stock of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 16, 2017, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 333-200693-06) filed with the Commission on March 21, 2017).

10.2
Indemnification Agreement (Dr. Kathryn J. Jackson) (incorporated by reference to Exhibit 10.1 of Rice Energy’s
Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 6, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

***
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY OPERATING LLC

		By:	RICE ENERGY INC., its sole manager

Date:	May 10, 2017	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit
2.1***
Purchase and Sale Agreement, dated as of September 26, 2016, by and among Vantage Energy Investment LLC, Vantage Energy Investment II LLC, Rice Energy Inc., Vantage Energy, LLC, and Vantage Energy II, LLC (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

2.2***
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.2 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

3.1*	Certificate of Formation of Rice Energy Operating LLC.
3.2*	Certificate of Amendment of Rice Energy Operating LLC.
3.3
Third Amended and Restated Limited Liability Company Agreement of Rice Energy Operating LLC (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

3.4
Amended and Restated Certificate of Incorporation of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

3.5
Amended and Restated Bylaws of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 23, 2017).

3.6
Certificate of Designation of Class A Preferred Stock of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of Rice Energy’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 16, 2017, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of Rice Energy’s Current Report on Form 8-K (File No. 333-200693-06) filed with the Commission on March 21, 2017).

10.2
Indemnification Agreement (Dr. Kathryn J. Jackson) (incorporated by reference to Exhibit 10.1 of Rice Energy’s
Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 6, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

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
“Barrel” or “Bbl.” 42 U.S. gallons measured at 60 degrees Fahrenheit.
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
“MBbls.” One thousand barrels.
“Mcf.” One thousand cubic feet of natural gas.
“Mcfe.” One thousand cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
“MDth/d.” One thousand dekatherms per day.
“MMBbls.” One million barrels.
“MMBtu.” One million Btu.
“MMGal.” One million gallons.
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